Form 10-K
period 2008-12-31
STRUCTURED PRODUCTS CORP CORTS TRUST IV FOR AON CAPITAL A
filed 2009-03-24
CIK 1220700

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended:                  Commission File Number:
       December 31, 2008                              001-31612

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

 Underlying Securities Issuer(s) or Guarantor, or     Exchange Act File Number
                   successor thereto
-------------------------------------------------     ------------------------
 Aon Corporation                                      001-07933

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

              None

Item 8.       Financial Statements and Supplementary Data

              None

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

              None

                                    PART III

Item 10.      Directors, Executive Officers and Corporate Governance

              None

Item 11.      Executive Compensation

              Not Applicable

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              Information required by Item 201(d) of Regulation S-X: Not applicable
              Information required by Item 403 of Regulation S-X:  None

Item 13.      Certain Relationships and Related Transactions, and Director
              Independence


              None

Item 14.      Controls and Procedures

              Not Applicable

                                    PART IV

Item 15.      Exhibits, Financial Schedules and Reports on Form 8-K

(a)       The following documents are also filed as part of this Report:

          3. Exhibits:

             99.1 Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             99.2    Annual Compliance Report by Trustee.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

               1. Trustee's Distribution Statement for the January 1, 2008 Distribution Date filed on Form 8-K on January 7, 2008.

               2. Trustee's Distribution Statement for the July 1, 2008 Distribution Date filed on Form 8-K on July 11, 2008.

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

                              Structured Products Corp., as depositor for the Trust (the "Registrant")




Dated:  March 18, 2009            /s/ Stanley Louie
                              -----------------------
                              Name:    Stanley Louie
                              Title:   Authorized Signatory

                                                                    Exhibit 99.1

                                 CERTIFICATION

I, Stanley Louie, certify that:

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


                              By:    /s/ Stanley Louie
                                 -----------------------------
                                 Name:   Stanley Louie
                                 Title:  Authorized Signatory
                                 Date:   March 18, 2009

                                                                    Exhibit 99.2

                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust IV For Aon Capital A, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2008 (the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                      /s/ Janet P. O'Hara
                              -------------------------------------
                              Name:   Janet P. O'Hara
                              Title:  Assistant Vice President
                              Date:   March 18, 2009

                                  EXHIBIT INDEX

Exhibit                                                                     Page

99.1   Certification by Vice President and Finance Officer of the
       Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2   Annual Compliance Report by Trustee pursuant to 15 U.S.C.
       Section 7241.